Form 10-Q
period 2017-03-31
OS Support, Inc.
filed 2017-05-23
CIK 1658520

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________ to ___________________

33-215217

Commission File Number

OS Support, Inc.
(Exact name of registrant as specified in it’s charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

H.No. 1055 Sec 70, Mohali, Punjab, India	N/A
(Address of principal executive offices)	(Zip Code)

775 321-822

(Registrant’s telephone number, including area code)

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                Accelerated filer    ☐                Non-accelerated filer    ☐ (Do not check if a smaller reporting company)             Smaller reporting company ☒

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes     ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court  ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 22, 2017, there are 7,000,000 common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OS SUPPORT, INC.

FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

OS SUPPORT, INC.

BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$157	$154

TOTAL CURRENT ASSETS	$157	$154

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts payable	6,745	4,000
Due to related party	10,142	1,524

TOTAL CURRENT LIABILITIES	16,887	5,524

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT		-
Common stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,000,000 shares of common stock (June 30, 2016 – 7,000,000 shares)	7,000	7,000
Accumulated deficit	(23,730)	(12,370)

TOTAL STOCKHOLDER’S DEFICIT	(16,730)	(5,370)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$157	$154

The accompanying notes are an integral part of these financial statements.

OS SUPPORT, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three month period ended March 31, 2017	Three month period ended March 31, 2016	Nine month period ended March 31, 2017	Nine month period ended March 31, 2016

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	$358	$1	$1,622	$155
Professional fees	3,250	3,500	9,750	10,650

TOTAL OPERATING EXPENSES	(3,607)	(3,501)	(11,372)	(10,805)

OTHER INCOME (EXPENSES)
Interest income	-	29	4	106
Exchange (Loss) gain	9	-	8	(506)

TOTAL OTHER INCOME (EXPENSES)	9	29	12	(400)

NET LOSS	(3,598)	(3,472)	(11,360)	(11,205)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,000,000	7,000,000	7,000,000	6,923,913

The accompanying notes are an integral part of these financial statements.

OS SUPPORT, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31, 2017	Nine months ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(11,360)	$(11,205)
Adjustments to reconcile net loss to net cash used in operating activities		-
Changes in operating assets and liabilities
Accounts payable	2,745	4,000

NET CASH USED IN OPERATING ACTIVITIES	(8,615)	(7,205)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	7,000
Proceeds from related party	8,618	283

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,618	7,283

NET INCREASE IN CASH	4	(78)

CASH, BEGINNING OF PERIOD	154	177

CASH, END OF PERIOD	$157	$255

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

OS Support. Inc. was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30. The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $23,730. As at March 31, 2017, the Company has a working capital deficit of $16,730. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of March 31, 2017, the Company has issued 7,000,000 founders shares at $0.001 per share for net proceeds of $7,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2016 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Foreign Currency and Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end of average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2017, there were 7,000,000 shares of common stock outstanding.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at March 31, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share, with 7,000,000 shares issued and outstanding. No preferred shares have been authorized or issued.

On July 4, 2015 the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $7,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, the Company received $8,618 from Paramjit Mann, the Company’s President and Director, for operating expenses payment.

As of March 31, 2017, due to related party balance is $10,142. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section of this Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Results of Operations

For the three month period ended March 31, 2017 we had no revenue. Expenses for the three month period ended March 31, 2017 totaled $3,607 resulting in a Net loss of $3,598 compared to expenses totaling $3,501 and a net loss of $3,472 for the three month period ended March 31, 2016. The Net Loss for the three month period ended March 31, 2017 is a result of General and administrative expense of $358 comprised primarily of office supplies expense, Professional fees of $3,250 comprised primarily of accounting expense and Exchange gain of $9. The Net Loss for the three month period ended March 31, 2016 was a result of General and administrative expense of $1, Professional fees of $3,500 comprised primarily of accounting expense and Interest income of $29.

For the nine month period ended March 31, 2017 we had no revenue. Expenses for the nine month period ended March 31, 2017 totaled $11,372 resulting in a Net loss of $11,360 compared to expenses totaling $10,805 and a net loss of $11,205 for the nine month period ended March 31, 2016. The Net Loss for the three month period ended March 31, 2017 is a result of General and administrative expense of $1,622 comprised primarily of office supplies expense, Professional fees of $9,750 comprised primarily of accounting expense and Exchange gain of $8 and Interest income of $4. The Net Loss for the nine month period ended March 31, 2016 was a result of General and administrative expense of $155, Professional fees of $10,650 comprised primarily of accounting expense, Interest income of $106 and Exchange loss of $506.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. With the exception of cash advances from our sole Officer and Director, our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year.

As of March 31, 2017, we had $157 in cash as compared to $154 in cash at June 30, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of March 31, 2017, the Company’s sole officer and director, Mr. Mann has loaned the Company $10,142 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Interactive data files pursuant to Rule 405 of Regulation S-T

____________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on December 21, 2016.
[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on December 21, 2016.

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OS Support, Inc. (Registrant)

Date: May 22, 2017	By:	/s/ Paramjit Mann
Paramjit Mann President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

