Form 10-K
period 2017-06-30
OS Support, Inc.
filed 2019-07-23
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

333-160031

Commission file number

OS SUPPORT, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3895737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV	89703
(Address of principal executive offices)	(Zip Code)

775-321-8206

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The number of shares outstanding of the Registrant's Common Stock as July 17, 2019 was 7,000,000 shares of common stock, $0.001 par value, issued and outstanding.

PART I

Item 1. Business.

OS Support, Inc. is a shell company as defined in Rule 405, because it is a company with nominal operations and it has assets consisting solely of cash and cash equivalents. Accordingly, there will be illiquidity of any future trading market until the company is no longer considered a shell company.

The Company has not yet implemented its business model and to date has generated no revenues.

On April 15, 2015, Mr. Paramjit Mann, president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of June 30. OS Support is a development-stage company that intends to market, sell and provide pay-as-you-go support services for the top 10 Open-source software programs that are downloaded daily.

Open-source software (OSS) is computer software with its source code made available with a license in which the copyright holder provides the rights to study, change and distribute the software to anyone and for any purpose. Open-source software is often developed in a public, collaborative manner. Open-source software is the most prominent example of open-source development and often compared to (technically defined) user-generated content or (legally defined) open-content movements.

For example, one of the most popular open source software programs is called WordPress ™, which according to its founder it has been download over 46 million times, and is used in over 60 million websites. The product provides tools and blogging capabilities and is used in the development of websites and mobile applications. As one of our planned supported applications, the Company will provide product support and eventually training to users of WordPress.

The Company will initially provide support for following 10 open source applications.

1.	WordPress* is a free and open source blogging tool and a content management system.

2.	Magento is an open source e-commerce web application.

3.	Mozilla Firefox* is a free and open source web browser.

4.	Pidgin* is an open-source multi-platform instant messaging client

5.	Audacity* is a free open source digital audio editor and recording computer software application.

6.	Apache OpenOffice* is amongst the most well known open source office suites available today.

7.	VLC* media player is a portable free and open-source cross-platform media player and streaming media server.

8.	7-Zip* is an open source application used to compress files.

9.	Filezilla* is a free and cross-platform FTP software.

10.	GIMP* is an image retouching and editing tool.

Product Description

One of the issues with free open source software is that users have little or no support or training available when they are experiencing difficulties and have questions. The Company will offer 3 levels of support.

1.	Regular support - $39.00 response within 24 hours with a money back guarantee.

2.	Premium Support - $78.00 response with 12 hours.

3.	Platinum Support - instant live support one hour minimum $119.00 per hour.

The Company initially plans to employ 10 support staff members under contract. Our support staff members will be located in India and will work from their residences in Mohali. Each support staff member will be an expert in two of the top ten Open-source software applications and we plan to have each staff member working or on call in shifts of 12 hours per day. To enhance customer support, the Company plans to utilize Customer Relationship Management software (“CRM” software), Email and Voice Over The Internet (“VOIP”) technology. We plan to provide support by telephone using VOIP technology, live interactive chat and desktop sharing tools where support personal can see and control a customer’s computer remotely. The Company expects that most support issues will be communicated via email to or planned the support center. The Company feels up to 80% of support issues and or questions can be answered without direct live contact with the customer. The Company will respond within 24 hours of a support issue arriving.

The company intends to provide support for small and medium sized companies in the United States. The company's google ad words and other product awareness efforts will be focused on American markets. The Company anticipates all its revenues will be derived from the corporations in United States.

Outsourced information technology enabled services do not require any prior approval from any Indian regulatory authority.

Where consumers of Information technology enabled services do not fall within India’s tax jurisdiction (for example, where the consumers are located in the United States and the service is considered to have been exported to them), no service tax is payable. As service tax is a consumption tax, it is only levied on services consumed in India (The Export of Service Rules 2005, as amended from time to time) (Export Rules). The Export Rules also contain criteria to determine whether a service has been exported from India. Essentially, the export criteria are based on location, performance or recipient, depending on the service in question. For a service to be exported, it must be:

•	Provided from India.

•	Used outside India.

•	Paid for in convertible foreign exchange.

Customer payments for services rendered will be held in a bank account that the company intends to open in the state of Nevada.

Competitive Environment

Companies like OpenLogic, Canonical and Pantek provide a commercial support services for Open-source software. Even OpenOffice.org comes with an option for paid support. Although we know of no single competitor that offers paid for support for all of the applications listed above, management believes that pay-as-you-go support is increasingly an option for businesses.

Item 1A. Risk Factors.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties.

We do not own any real estate or other properties. The Company’s office is located at North H.No. 1055 Sec 70, Mohali, Punjab, India.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of June 30, 2017 the Company had 29 shareholders of record. There is no established public trading market for the Company’s common. The Company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our June 30, 2017 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “June 30, 2017 Audited Financial Statements - Auditors Report.”

Liquidity and Capital Resources

As of June 30, 2017, OS Support had $156 cash on hand and in the bank, and $154 of cash on hand and in the bank as of June 30, 2016.. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

Management believes that if subsequent private placements are successful, we will be able to generate sales revenue within the following twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

If OS Support is unsuccessful in raising the additional proceeds through a private placement offering it will then have to seek additional funds through debt financing, which would be highly difficult for a new development stage company to secure. Therefore, the company is highly dependent upon the success of the anticipated private placement offering and failure thereof would result in OS Support having to seek capital from other sources such as debt financing, which may not even be available to the company. However, if such financing were available, because OS Support is a development stage company with no revenue to date, it would likely have to pay additional costs associated with high risk loans and be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such debt financing and determine whether the business could sustain operations and growth and manage the debt load. If OS Support cannot raise additional proceeds via a private placement of its common stock or secure debt financing it would be required to cease business operations. As a result, investors in OS Support common stock would lose all of their investment.

Results of Operations

Since April 15. 2015 (inception) through June 30, 2017, the Company has no revenues and has accumulated losses since inception of $26,287. For fiscal year ended June 30, 2017, we incurred operating expenses in the amount of $13,931 and a net loss of $13,917 as compared to operating expenses of $10,806 and a net loss of $11,207 in 2016, was a result of General and administrative fees of comprised of printing and filing fees and Professional fees of 11,750 comprised primarily of accounting fees. This compares to the net loss for the period ended June 30,2016 of $10,806 which was a result of General and administrative expense of $156 comprised primarily of filing fees and transfer fees, professional fees of $10,650 comprised primarily of accounting fees.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be $120,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $7,000 over this same period. The officer and director during this period, Paramjit Mann, has undertaken to provide the Company with operating capital to sustain the Company’s business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

OS SUPPORT, INC.

FINANCIAL STATEMENTS

June 30, 2017

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of OS Support Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OS Support, Inc. (the Company) as of June 30, 2017, the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended June 30, 2017 and 2016, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2017, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a losse from operations through June 30, 2017, and does not have sufficient working capital to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PLS CPA___________________________

PLS CPA, A Professional Corp

We have served as the Company’s auditor since 2015.

San Diego, CA. 92111

July 22, 2019

OS SUPPORT, INC.

BALANCE SHEETS

	June 30, 2017	June 30, 2016

ASSETS

CURRENT ASSETS
Cash	$156	$154

TOTAL CURRENT ASSETS	$156	$154

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	9,302	4,000
Due to related party	10,141	1,524

TOTAL CURRENT LIABILITIES	19,443	5,524

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDER’S DEFICIT
Common stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,000,000 shares of common stock (June 30, 2016 – 7,000,000 share)	7,000	7,000
Accumulated deficit	(26,287)	(12,370)

TOTAL STOCKHOLDER’S DEFICIT	(19,287)	(5,370)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$156	$154

The accompanying notes are an integral part of these financial statements.

OS SUPPORT, INC.

STATEMENTS OF OPERATIONS

	For the year ended June 30, 2017	For the year ended June 30, 2016

REVENUE	$-	$-

OPERATING EXPENSES
General and administrative	$2,181	$156
Professional fees	11,750	10,650

TOTAL OPERATING EXPENSES	(13,931)	(10,806)

OTHER INCOME (EXPENSES)
Interest income	6	110
Exchange (Loss) gain	8	(511)

TOTAL OTHER INCOME (EXPENSES)	14	(401)

NET LOSS	(13,917)	(11,207)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	7,000,000	6,923,497

The accompanying notes are an integral part of these financial statements.

OS SUPPORT, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JUNE 30, 2015 (INCEPTION) TO JUNE 30, 2017

	Common Stock		Additional
	Number of shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2015	-	-	-	(1,163)	(1,163)

Common shares issued for cash – at $0.001 per share, July 4, 2015	7,000,000	7,000	-	-	7,000

Net loss for the period ended June 30, 2016	-	-	-	(11,207)	(11,207)

Balance, June 30, 2016	7,000,000	7,000	-	(12,370)	(5,370)

Net loss for the period ended June 30, 2017	-	-	-	(13,917)	(13,917)

Balance, June 30, 2017	7,000,000	$7,000	$-	$(26,287)	$(19,287)

The accompanying notes are an integral part of these financial statements.

OS SUPPORT, INC.

STATEMENTS OF CASH FLOWS

	For the year ended June 30, 2017	For the year ended June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,917)	$(11,207)
Adjustments to reconcile net loss to net cash used in operating activities		-
Changes in operating assets and liabilities
Expenses paid by related party	-	-
Increase in accounts payable	5,302	4,000

NET CASH USED IN OPERATING ACTIVITIES	(8,615)	(7,207)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale of common stock	-	7,000
Proceeds from related party	8,617	361

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,617	7,361

NET INCREASE IN CASH	2	154

CASH, BEGINNING OF PERIOD	154	0

CASH, END OF PERIOD	$156	$154

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

OS SUPPORT. INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

OS Support. Inc. was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30. The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $26,287. As at June 30, 2017, the Company has a working capital deficit of $19,287. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of June 30, 2016, the Company has issued 7,000,000 founders shares at $0.001 per share for net proceeds of $7,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

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

The bank account is under the President and Director’s name but is only used for Company purposes.

Foreign Currency and Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end of average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

OS SUPPORT. INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2017

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2017, there were 7,000,000 shares of common stock outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, "Stock Compensation", which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at June 30, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On July 4, 2015 the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $7,000.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, the Company received $8,617 from Paramjit Mann, the Company’s President and Director, for operating expenses payment.

As of June 30, 2017, the balance of loan from related party is $10,141 (June 30, 2016 - $1,524).. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

OS SUPPORT. INC. NOTES TO FINANCIAL STATEMENTS JUNE 30, 2017

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	June 30, 2017	June 30, 2016

Net loss before income taxes per financial statements	$(13,917)	$(11,207)
Income tax rate	34%	34%
Income tax recovery	(4,732)	(3,810)
Non-deductible	--	--
Valuation allowance change	4,732	3,810

Provision for income taxes	$–	$-

The significant component of deferred income tax assets at June 30, 2017 and June 30, 2016, is as follows:

	June 30, 2017	June 30, 2016
Net operating loss carry-forward	$8,937	$4,205
Valuation allowance	(8,937)	(4,205)

Net deferred income tax asset	$–	$–

The amount taken into income as deferred income tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations. The Company has chosen to provide a full valuation allowance against all available income tax loss carry forwards. The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

As of June 30, 2017 and June 30, 2016 the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended June 30, 2017 and 2016 no interest or penalties have been accrued as of June 30, 2017 and June 30, 2016. As of June 30, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2017 and 2016 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENTS

In July and August, the Company issued 93,750 Common shares at $0.04 per share for net proceeds to the Company of $3,750. The Company paid $7,250.

In February and April 2018, the Company received $1,250 and $6,000 from Paramjit Mann, the Company’s President and Director, to paid the accountant and the auditors fee. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of June 30, 2017 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of June 30, 2017, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of June 30, 2017.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future periods.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)

Paramjit Mann	45	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

The person named above has held his offices/positions since inception of our company and is expected to hold his offices/positions at least until the next annual meeting of our stockholders.

Business Experience

Since September 2010, Mr. Mann is employed as an accountant in Guru Nanak Foundation Public School, Chappar Chiri, Mohali, India. Prior to his employment as an accountant, Mr. Mann was Zonal Officer with Tops Security Ltd. in Chandigarh. As a Zonal Officer Mr. Mann was responsible for the management of over 350 people in a specific client sector dedicated to the security of physical assets for private corporations. In addition, he has five years experience as a cashier with New Fatehgarh Sahib Tpt. Co. in Ludhiana, India.

Educational Qualifications

➢	12th grade from Punjab School Education Board
➢	I.T.I. Diploma 2yr. (Radio & TV) Ropar
➢	8 Months Diploma in Financial Accounting, Tally & MS Office.
➢	B.A. from Kurukshetra University, Kurukshetra.
➢	M.B.A. from Sikkim Manipal University. (HR & Marketing).

The Company feels that Mr. Mann’s entrepreneurship and his work experience make him an excellent choice for the president of the Company.

Director Independence

Our board of directors is currently composed of one member, Paramjit Mann, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Conflicts of Interest

At the present time, the company does not foresee any direct conflict between Mr. Mann’s’ other business interests and his involvement in OS Support, Inc.

EXECUTIVE COMPENSATION

OS Support, Inc. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2017.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
PARAMJIT MANN	2015	0	0	0	0	0	0	0	0
President	2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

We did not pay any salaries in 2017. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of OS Support, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11. Executive Compensation.

OS Support, Inc. has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2017.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
PARAMJIT MANN	2015	0	0	0	0	0	0	0	0
President	2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

We did not pay any salaries in 2017. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2017.

Paramjit Mann	-	-	-	-	-	-	-	-	-

There were no grants of stock options since inception to the date of this Form 10-K.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. OS Support, Inc. may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The Company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (April 15,2015) through June 30, 2017.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paramjit Mann	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this Form 10-K, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Paramjit Mann [2]	7,000,000	100%

	All Officers and Directors as a Group (1 person)	7,000,000	100%

____________

[1]	The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr.Mann is the only “promoter” of our company.

[2]	Beneficial ownership is determined in accordance with the Rule 13d-3(d)(1) of the Exchange Act, as amended and generally includes voting or investment power with respect to securities. Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group and includes shares that could be obtained by the named individual within the next 60 days

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by her will be available for any specific length of time in the future. Mr. Mann anticipates devoting at a minimum fifteen percent of her available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accounting Fees and Services.

Fees paid to Auditors

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended June 30, 2017		Year Ended June 30, 2016
Audit Fees		$10,000		$6,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$10,000		$6,000

Included in the audit fees for the year ended June 30, 2017 is the year end fees charged for June 30, 2017. No audit fees have been accrued for the fiscal year ended June 30, 2017.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

As of date of this filing the Company does not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2017 were pre-approved by our Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
23.1	Consent of Independent Registered Public Accounting Firm
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

_____________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on December 31, 2016.
[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on December 31, 2016.
*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OS Support, Inc.

Dated: July 22, 2019	By:	/s/ Paramjit Mann
Paramjit Mann
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

