Form 10-Q
period 2017-09-30
OS Support, Inc.
filed 2020-03-24
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

333-215217

Commission File Number

OS Support, Inc.
(Exact name of registrant as specified in it’s charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

H.No. 1055 Sec 70, Mohali, Punjab, India	N/A
(Address of principal executive offices)	(Zip Code)

775 321-822

(Registrant’s telephone number, including area code)

_______________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 24, 2020, there are 7,093,750 common shares issued and outstanding.

2

Table of Content

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OS SUPPORT, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2017

Unaudited

Table of Content

OS SUPPORT, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	June 30, 2017
	Unaudited
ASSETS

CURRENT ASSETS
Bank	$3,953	$156
TOTAL ASSETS	$3,953	$156

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$9,302	$9,302
Loan from related party	10,142	10,142
TOTAL CURRENT LIABILITIES	$19,444	$19,444

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock
Authorized 75,000,000 shares of common stock, $0.001 par value.
Issued and outstanding 7,093,750 shares of Common Stock (June 30, 2017 - 7,000,000 shares)	$7,094	$7,000
Additional Paid-in Capital	3,656	-
Accumulated Deficit	(26,241)	(26,288)
TOTAL STOCKHOLDERS’ DEFICIT	$(15,491)	$(19,288)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$3,953	$156

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF OPERATIONS

Unaudited

	Three months	Three months
	ended	ended
	September 30, 2017	September 30, 2016
REVENUE	$-	$-

EXPENSES

General and Administrative	-	$4
Professional Fees	$-	2,000

TOTAL OPERATING EXPENSES	$-	$2,004

OTHER INCOME (EXPENSES)
Interest income	47	2
Exchange gain (loss)	-	2
TOTAL OTHER INCOME	47	4
NET INCOME (LOSS)	$47	$(2,000)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,059,103	7,000,000

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2017 and 2016

Unaudited

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total

Balance, June 30, 2016	7,000,000	$7,000	$-	$(12,371)	$(5,371)

Net Income for period to September 30, 2016			-	(2,000)	(2,000)
Balance, September 30, 2016	7,000,000	$7,000	$-	$(14,370)	$(7,370)

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total

Balance, June 30, 2017	7,000,000	$7,000	$-	$(26,288)	$(19,288)

93,750 Common shares issued for Cash at $0.04 per share	93,750	93.75	3,656		3,750

Net Income for period to September 30, 2017				47	47
Balance, September 30, 2017	7,073,750	$7,094	$3,656	$(26,241)	$(15,491)

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	Three Months	Three months
	ended	ended
	September 30, 2017	September 30, 2016

OPERATING ACTIVITIES
Net loss	$47	$(2,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase in Payables	-	2,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$47	$-

FINANCING ACTIVITIES
Proceeds from sale of common stock	3,750	-

Loan from related party	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	$3,750	$-

NET INCREASE (DECREASE) IN CASH	$3,797	$-

CASH, BEGINNING OF PERIOD	$156	$154

CASH, END OF PERIOD	$3,953	$154

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30. The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $26,241. As at September 30, 2017, the Company has a working capital deficit of $15,491. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of September 30, 2017, the Company has issued 7,093,750 shares for net proceeds of $10,750 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2017 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 23, 2019. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

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

Foreign Currency and Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end of average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters ( ASC 830-10 ). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations.

Fair Value of Financial Instruments

The carrying amount of the Company s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2017, there were 7,093,750 shares of common stock outstanding.

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

Stock-based Compensation

The Company follows ASC 718-10, “Stock Compensation”, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options. As at September 30, 2017 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 - COMMON STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On July 4, 2015 the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $7,000.

In July and August 2017, the Company issued 93,750 common shares for cash at $0.04 per share for net proceeds to the Company of $3,750 As of September 30, 2017, 7,093,750 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of September 30, 2017, the balance of loan from Paramjit Mann, the Company’s Director is $10,142. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

In February 2018, April 2018, and October 2019 the Company received $1,250, $6,000, and $2,500 from Paramjit Mann, the Company’s President and Director, to paid the accountant and the auditors fee. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended September 30, 2017 we had no revenue. Expenses for the three month period ended September 30, 2017 totaled $Nil and Other income $47 resulting in a Net Income of $47 compared to expenses totaling $2,004 and Other income $4 resulting a Net Loss of $2,000 for the three month period ended September 30, 2016. The Other Income for the three month period ended September 30, 2017 is a result of Interest Income of $47. The Other Income for the three month period ended September 30, 2016 was a result of Interest Income of $2 and Exchange Gain of $2.

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

As of September 30, 2017, we had $3,953 in cash as compared to $156 in cash at September 30, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of September 30, 2017, the Company’s sole officer and director, Mr. Mann has loaned the Company $10,142 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

We do not anticipate researching and releasing any further features to our software nor do we foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2017, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

OS Support, Inc.
(Registrant)

Date: March 24, 2020	By:	/s/ Paramjit Mann
Paramjit Mann
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

