Form 10-K
period 2018-06-30
OS Support, Inc.
filed 2020-06-15
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _________________________

333-160031

Commission file number

OS SUPPORT, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3895737
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV	89703
(Address of principal executive offices)	(Zip Code)

775-321-8224

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No.

The number of shares outstanding of the Registrant's Common Stock as June 15, 2020 was 7,093,750 shares of common stock, $0.001 par value, issued and outstanding.

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

The Company will initially provide support for following 10 open source applications:

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

Product Description

One of the issues with free open source software is that users have little or no support or training available when they are experiencing difficulties and have questions. The Company will offer 3 levels of support:

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of June 30, 2018 the Company had 29 shareholders of record. There is no established public trading market for the Company’s common. The Company has not paid cash dividends and has no outstanding options.

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

Liquidity and Capital Resources

As of June 30, 2018, OS Support had $NIL cash on hand and in the bank, and $NIL of cash on hand and in the bank as of June 30, 2017. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

Results of Operations

Since April 15. 2015 (inception) through June 30, 2018, the Company has no revenues and has accumulated losses since inception of $36,581. For fiscal year ended June 30, 2018, we incurred operating expenses in the amount of $10,256 and a net loss of $10,294 as compared to operating expenses of $13,931 and a net loss of $13,917 in for the fiscal year ended June 30, 2017. The net loss for the fiscal year ended June 30, 2018 was a result of General and administrative fees of $6 comprised of printing and filing fees, Professional fees of 10,250 comprised primarily of accounting fees, Exchange loss of $250 and Interest income of $212 . This compares to the net loss for the period ended June 30,2017 of $13,917 which was a result of General and administrative expense of $2,181 comprised primarily of filing fees and transfer fees, Professional fees of $11,750 comprised primarily of accounting fees, Exchange gain of $9 and Interest income of $6.

Off Balance Sheet Arrangements.

As of the date of this Annual Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be $120,000 over the next twelve months and the cost of maintaining our reporting status is estimated to be $12,000 over this same period. The officer and director during this period. Paramjit Mann, has undertaken to provide the Company with operating capital to sustain the Company’s business over the next twelve month period as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement. Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company. As such, any investment previously made would be lost in its entirety.

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

Item 8. Financial Statements and Supplementary Data.

OS SUPPORT, INC.

FINANCIAL STATEMENTS

June 30, 2018

Audited

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of OS Support, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OS Support, Inc. (the “Company”) as of June 30, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note 1 to the financial statements, the Company’s lack of revenues, recurring operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. Management’s plans are also described in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Bayville, NJ

June 15, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

F-1

OS SUPPORT, INC.

BALANCE SHEETS

	June 30, 2018	June 30, 2017
	Audited
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,552	$9,302
Loan from related party	12,279	9,985
TOTAL CURRENT LIABILITIES	$25,831	$19,287

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,093,750 and 7,000,000 shares of Common Stock at June 30, 2018 and June 2017 respectively	$7,094	$7,000
Additional Paid in Capital	3,656	-
Accumulated Deficit	(36,581)	(26,287)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(25,831)	$(19,287)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

F-2

OS SUPPORT, INC.

STATEMENT OF OPERATIONS

Audited

	Year ended	Year ended
	June 30, 2018	June 30, 2017
REVENUE	-	$-

EXPENSES

General and Administrative	$6	$2,181
Professional Fees	10,250	11,750
TOTAL OPERATING EXPENSES	$10,256	$13,931

OTHER INCOME (EXPENSES)

Exchange Gain (Loss)	(250)	9
Interest Income	212	6

NET LOSS	$(10,294)	$(13,917)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,093,750	7,000,000

The accompanying notes are an integral part of these financial statements

F-3

OS SUPPORT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2017 AND 2018

Audited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance on June 30, 2016	7,000,000	$7,000	$-	$-	$(12,370)	$(5,370)

Net Loss					(13,917)	(13,917)

Balance, June 30, 2017	7,000,000	$7,000	$-	$-	$(26,287)	$(19,287)

Common Shares issued for cash At $0.04 per share	93,750	94	3,656	-		3,750

Net Loss					(12,294)	(12,294)

Balance, June 30, 2018	7,093,750	$7,094	$3,656	$-	$(36,581)	(25,831)

The accompanying notes are an integral part of these financial statements

F-4

OS SUPPORT, INC.

 STATEMENT OF CASH FLOWS

Audited

	Year ended	Year ended
	June 30, 2018	June 30, 2017

OPERATING ACTIVITIES
Net loss	$(10,294)	$(13,917)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase (decrease) in Payables	4,250	9,302

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(6,044)	$(4,615)

FINANCING ACTIVITIES
Proceeds from sale of common stock	3,750	(5,370)
Loan from related party	2,294	9,985

NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,044	$4,615

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

F-5

OS SUPPORT, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

June 30, 2018 and 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

OS Support, Inc. (“the Company”) was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30. The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $36,581. At June 30, 2018, the Company had a working capital deficit of -$25,831. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of June 30, 2018, the Company has issued 7,000,000 founders shares at $0.001 per share for net proceeds of $7,000 to the Company and 93,750 shares in private placements at $0.04 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

Foreign currency and Translation

The Company’s functional currency is the US Dollar. Revenues and expenses transacted in currencies other than the functional currency are translated at average rates in effect for the periods presented. Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations.

F-6

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2018, there were 7,093,750 shares of common stock outstanding.

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

As of June 30, 2018 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Reclassifications
Certain reclassifications have been made to the prior year financial statements to make them comparable to the current year presentation.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 - COMMON STOCK

The Company has authorized 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On July 4, 2015 the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $7,000.

In July and August 2017, the Company issued 93,750 common shares for cash at $0.04 per share for net proceeds to the Company of $3,750. As of June 30, 2018, 7,093,750 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2018 the balance of loan from Paramjit Mann, the Company’s Director is $12,279. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 - SUBSEQUENT EVENTS

In October 2018, the Company received $2,500 from Paramjit Mann, the Company’s President and Director, to pay the accountant and the auditors fee. The amounts due to the related party are unsecured and non-interest-bearing with no set terms of repayment.

F-7

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of June 30, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of June 30, 2018, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of June 30, 2018.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)
Paramjit Mann	46	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

Educational Qualifications

▸	12th grade from Punjab School Education Board
▸	I.T.I. Diploma 2yr. (Radio & TV) Ropar
▸	8 Months Diploma in Financial Accounting, Tally & MS Office.
▸	B.A. from Kurukshetra University, Kurukshetra.
▸	M.B.A. from Sikkim Manipal University. (HR & Marketing).

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
PARAMJIT MANN President	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

We did not pay any salaries in 2018. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
PARAMJIT MANN President	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0

We did not pay any salaries in 2018. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2018.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (April 15, 2015) through June 30, 2018.

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

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Paramjit Mann,	7,000,000	100

	All Officers and Directors as a Group (1 person)	7,000,000	100%

_____

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

The Company has no formal written employment agreement or other contracts with our current officer and director and there is no assurance that the services to be provided by her will be available for any specific length of time in the future. Mr. Mann anticipates devoting at a minimum fifteen percent of his available time to the Company’s affairs. The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14. Principal Accounting Fees and Services.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor at that time, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended June 30, 2018		Year Ended June 30, 2017
Audit Fees	$	Nil		$2,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total	$	Nil		$2,000

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by Boyle CPA, LLC, our independent auditor as disclosed on Form 8-K filed with the SEC on March 17, 2020, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended June 30, 2018		Year Ended June 30, 2017
Audit Fees		$3,500		$1,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$3,500		$1,000

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

As of date of this filing the Company does not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 were pre-approved by our Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

_______

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

