Form 10-K
period 2019-06-30
OS Support, Inc.
filed 2020-07-31
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant's Common Stock as July 30, 2020 was 7,093,750 shares of common stock, $0.001 par value, issued and outstanding.

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

Our auditor’s report on our June 30, 2019 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “June 30, 2019 Audited Financial Statements - Auditors Report.”

Liquidity and Capital Resources

As of June 30, 2019, OS Support had $NIL in assets, and $NIL in assets as of June 30, 2018. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

Results of Operations

Since April 15. 2015 (inception) through June 30, 2019, the Company has no revenues and has accumulated losses since inception of $49,691. For fiscal year ended June 30, 2019, we incurred operating expenses in the amount of $13,882 and a net loss of $13,110 as compared to operating expenses of $10,256 and a net loss of $10.293 in for the fiscal year ended June 30, 2018. The net loss for the fiscal year ended June 30, 2019 was a result of General and administrative fees of $1,382 comprised of printing and filing fees, Professional fees of 102,500 comprised primarily of accounting fees, Exchange gain of $551 and Interest income of $221 . This compares to the net loss for the period ended June 30, 2018 of $10,293 which was a result of General and administrative expense of $6 comprised primarily of filing fees and transfer fees, Professional fees of $10,250 comprised primarily of accounting fees, Exchange loss of $249 and Interest income of $212.

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

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of OS Support, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OS Support, Inc. (the “Company”) as of June 30, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Bayville, NJ

June 15, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

OS SUPPORT, INC.
BALANCE SHEETS
Audited

	June 30, 2019	June 30, 2018

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,052	$13,552
Loan from related party	12,889	12,279
TOTAL CURRENT LIABILITIES	$38,941	$25,831

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 7,093,750 shares of Common Stock at June 30, 2019 and June 30, 2018	$7,094	$7,094
Additional Paid in Capital	3,656	3,656
Accumulated Deficit	(49,691)	(36,581)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(38,941)	$(25,831)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.
STATEMENT OF OPERATIONS
Audited

	Year	Year
	ended	ended
	June 30, 2019	June 30, 2018
REVENUE	$-	$-

EXPENSES

General and Administrative	$1,382	$6
Professional Fees	12,500	10,250

TOTAL OPERATING EXPENSES	$13,882	$10,256

OTHER INCOME (EXPENSES)

Exchange Gain (Loss)	551	(250)
Interest Income	221	212

NET LOSS	$(13,110)	$(10,294)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,093,750	7,093,750

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 2018 AND 2019
Audited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance on June 30, 2017	7,000,000	$7,000	$-	$-	$(26,287)	$(19,287)

Common Shares issued for cash At $0.04 per share	93,750	94	3,656	-	-	3,750

Net Loss			-	-	(10,294)	(10,294)

Balance, June 30, 2018	7,093,750	$7,094	$3,656	$-	$(36,581)	$(25,831)

Net Loss					(13,110)	(13,110)

Balance, June 30, 2019	7,093,750	$7,094	$3,656	$-	$(49,691)	(38,941)

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.
STATEMENT OF CASH FLOWS
Audited

	Year	Year
	ended	ended
	June 30, 2019	June 30, 2018

OPERATING ACTIVITIES
Net loss	$(13,110)	$(10,294)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase (decrease) in Payables	12,500	4,250

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(610)	$(6,044)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	94
Additional Paid-in Capital	-	3,656
Loan from related party	610	2,294

NET CASH PROVIDED BY FINANCING ACTIVITIES	$610	$6,044

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.
NOTES TO THE AUDITED FINANCIAL STATEMENTS
June 30, 2019 and 2018

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30. The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $49,691. At June 30, 2019, the Company had a working capital deficit of $(38,941). The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. Since inception, the Company has issued 7,000,000 founders shares at $0.001 per share for net proceeds of $7,000 to the Company and 93,750 shares in private placements at $0.04 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2019, there were 7,093,750 shares of common stock outstanding.

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

As of June 30, 2019 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to make them comparable to the current year presentation.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 - COMMON STOCK

The Company has authorised 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On July 4, 2015 the Company issued 7,000,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $7,000.

In July and August 2017, the Company issued 93,750 common shares for cash at $0.04 per share for net proceeds to the Company of $3,750. As of June 30, 2019, 7,093,750 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2019 the balance of loan from Paramjit Mann, the Company’s Director is $12,889. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of June 30, 2019 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of June 30, 2019, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of June 30, 2019.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)

Paramjit Mann	47	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2019.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
PARAMJIT MANN	2015	0	0	0	0	0	0	0	0
President	2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

We did not pay any salaries in 2019. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2019.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
PARAMJIT MANN	2015	0	0	0	0	0	0	0	0
President	2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0

We did not pay any salaries in 2019. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2019.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (April 15, 2015) through June 30, 2019.

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

_________

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

	Year Ended June 30, 2019		Year Ended June 30, 2018
Audit Fees	$	Nil		$2,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total	$	Nil		$2,000

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

	Year Ended June 30, 2019		Year Ended June 30, 2018
Audit Fees		$3,500	$	Nil
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$3,500		$1,000

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

As of date of this filing the Company does not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2019 were pre-approved by our Board.

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

