Form 10-Q
period 2020-09-30
OS Support, Inc.
filed 2020-11-25
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

333-215217

(Commission File Number)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 20, 2020, there are 7,093,750 common shares issued and outstanding.

2

PART I-FINANCIAL INFORMATION

OS SUPPORT, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2020

Unaudited

OS SUPPORT, INC.
CONDENSED BALANCE SHEETS

	September 30, 2020	June 30, 2020
	Unaudited
ASSETS

CURRENT ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,302	$38,052
Loan from related party	13,491	13,430
TOTAL CURRENT LIABILITIES	$53,793	$51,482

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
7,093,750 shares of Common Stock at September 30, 2020 & June 30, 2020	$7,094	$7,094
Additional Paid in Capital	3,656	3,656
Accumulated Deficit	(64,543)	(62,232)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(53,793)	$(51,482)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF OPERATIONS
Unaudited

	3 months	3 months
	ended	ended
	September 30, 2020	September 30, 2019
REVENUE	$-	$-

EXPENSES

General and Administrative	$-	$-
Professional Fees	2,250	2,250
TOTAL OPERATING EXPENSES	$2,250	$2,250

OTHER INCOME (EXPENSES)

Exchange Gain (Loss)	(87)	(486)
Interest Income	26	35

NET LOSS	$(2,311)	$(2,701)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,093,750	7,093,750

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
September 30, 2020 and 2019

Unaudited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance, June 30, 2019	7,003,750	$7,094	$3,656	$-	$(49,691)	$(38,941)

Net Loss			-	-	(2,701)	(2,701)

Balance, September 30, 2019	7,003,750	$7,094	$3,656	$-	$(52,392)	$(41,642)

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance, June 30, 2020	7,003,750	$7,094	$3,656	$-	$(62,232)	$(51,482)

Net Loss					(2,311)	(2,311)

Balance, September 30, 2020	7,003,750	$7,094	$3,656	$-	$(64,543)	$(53,793)

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	3 Months	3 months
	ended	ended
	September 30, 2020	September 30, 2019

OPERATING ACTIVITIES
Net loss	$(2,311)	$(2,701)
Adjustment to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in Payables	2,250	4,250

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(61)	(451)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Additional Paid-in Capital	-	-
Loan from related party	61	451

NET CASH PROVIDED BY FINANCING ACTIVITIES	$61	$451

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2020

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30. The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $64,543. As at September 30, 2020, the Company has a working capital deficit of $53,793. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of September 30, 2020, the Company has issued 7,000,000 founders shares at $0.001 per share for net proceeds of $7,000 to the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended June 30, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on July 31, 2020. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2020, and results of operations for the three-month periods ended September 30, 2020 and 2018.

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

As of September 30, 2019, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

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

In July and August 2017, the Company issued 93,750 common shares for cash at $0.04 per share for net proceeds to the Company of $3,750. As of September 30, 2020, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date. As of September 30, 2020, 7,093,750 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of September 30, 2020, the balance of loan from Paramjit Mann, the Company’s Director is $13,491. The amounts due to the related party are unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended September 30, 2020 we had no revenue. Expenses for the three month period ended September 30, 2020 totaled $2,250 resulting in a Net Loss of $2,311 compared to expenses totaling $2,250 and a Net Loss of $2,701 for the three month period ended September 30, 2019. The Net Loss for the three month period ended September 30, 2020 is a result of Professional fees of $2,250, Exchange loss of $87 and Interest Income of $26. The Net Income for the three month period ended September 30, 2019 was a result of Professional fees of $2,250, Exchange Loss of $486 and Interest Income of $35.

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

As of September 30, 2020, we had $NIL in assets as compared to $NIL in assets at September 30, 2019. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of September 30, 2020, the Company’s sole officer and director, Mr. Mann has loaned the Company $13,491 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2020, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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

OS Support, Inc. (Registrant)

Date: November 23, 2020	By:	/s/ Paramjit Mann
Paramjit Mann
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

