Form 10-Q
period 2020-12-31
OS Support, Inc.
filed 2021-03-02
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

33-215217

Commission File Number

OS Support, Inc.
(Exact name of registrant as specified in it’s charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

H.No. 1055 Sec 70, Mohali, Punjab, India	N/A
(Address of principal executive offices)	(Zip Code)

775 321-8224

(Registrant’s telephone number, including area code)

___________________________________________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 2, 2021, there are 7,093,750 common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

OS SUPPORT, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2020

Unaudited

3

OS SUPPORT, INC.

CONDENSED BALANCE SHEETS

	December 31, 2020	June 30, 2020
	Unaudited
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,850	$38.052
Loan from related party	42,844	13,430
TOTAL CURRENT LIABILITIES	$67,694	$51,482

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 7,093,750 shares of Common Stock at December 31, 2020 and June 2020 respectively	$7,094	$7,094
Additional Paid in Capital	3,656	3,656
Accumulated Deficit	(78,444)	(62,232)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(67,694)	$(51,482)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF OPERATIONS
Unaudited

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
REVENUE	$-	-	-	$-

EXPENSES

General and Administrative	$11,642	$-	$11,642	$-
Professional Fees	2,250	2,250	4,500	4,500
TOTAL OPERATING EXPENSES	$13,892	$2,250	$16,142	$4,500

OTHER INCOME (EXPENSES)

Exchange Gain (Loss)	(34)	(20)	(121)	(506)
Interest Income	25	35	51	70

NET LOSS	$(12,901)	$(2,235)	$(16,212)	$(4,936)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,093,750	7,093,750	7,093,750	7,093,750

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’EQUITY (DEFICIT)
Three and Six Months ended December 31, 2020 and 2019

Unaudited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance, June 30, 2019	7,093,750	$7,094	$3,656	$-	$(49,691)	$(38,941)

Net Income			-	-	(2,701)	(2,701)

Balance, September 30, 2019	7,093,750	$7,094	$3,656	$-	$(53,392)	$(41,642)

Net Loss					(2,235)	(2,235)

Balance, December 31, 2019	7,093,750	$7,094	$3,656	$-	$(54,627)	$(43,877)

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance on June 30, 2020	7,093,750	$7,094	$3,656	$-	$(62,232)	$(51,482)

Net Income			-	-	(2,311)	(2,311)

Balance, September 30, 2020	7,003,750	$7,094	$3,656	$-	$(64,543)	$(53,793)

Net Loss					(13,901)	(13,901)

Balance, December 31, 2020	7,003,750	$7,094	$3,656	$-	$(78,444)	$(67,694)

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	6 months	6 months
	ended	ended
	December 31, 2020	December 31, 2019

OPERATING ACTIVITIES
Net loss	$(16,212)	$(4,936)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase (decrease) in Payables	(13,202)	4,500

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(29,414)	$(436)

FINANCING ACTIVITIES
Loan from related party	29,414	436
NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2020

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30. The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $78,444. As at December 31, 2020, the Company has a working capital deficit of $67,694. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of December 31, 2020, the Company has issued 7,093,750 founders shares at $0.001 per share for net proceeds of $7,000 to the Company, and 93,750 shares in private placements at $0.04 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form S-1. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended June 30, 2015 included in the Company’s S-1 filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the period ended December 31, 2020 are not necessarily indicative of the results that may be expected for the three-month periods ended December 31, 2020 and 2019

Use of Estimates and Assumptions

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2020, there were 7,093,750 shares of common stock outstanding.

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

As of December 31, 2020, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

In July and August 2017, the Company issued 93,750 common shares for cash at $0.04 per share for net proceeds to the Company of $3,750. As of December 31, 2020, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date. As of December 31, 2020, 7,093,750 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of December 31, 2020, the balance of loan from Paramjit Mann, the Company’s Director is $42,844. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended December 31, 2020 we had no revenue. Operating expenses for the three month period ended December 31, 2020 totaled $13,892 resulting in a Net loss of $12,901 compared to operating expenses totaling $2,250 and a net loss of $2,235 for the three month period ended December 31, 2019. The Net Loss for the three month period ended December 31, 2020 is a result of General and administrative expense of $11,642, Professional fees of $2,250 comprised primarily of accounting expense and Exchange Loss of $34 and Interest income of $25. The Net Loss for the three month period ended December 31, 2019 was a result of General and Administrative expense of $NIL, Professional fees of $2,250 comprised primarily of accounting expense Exchange Loss of $506 and Interest Income of $70.

For the six month period ended December 31, 2020 we had no revenue. Operating expenses for the six month period ended December 31, 2020 totaled $16,142 resulting in a Net loss of $16,212 compared to operating expenses totaling $4,500 and a net loss of $4,936 for the six month period ended December 31, 2019. The Net Loss for the six month period ended December 31, 2020 is a result of General and administrative expense of $11,642, Professional fees of $4,500 comprised primarily of accounting expense, Exchange Loss of $121 and Interest Income of $51. The Net Loss for the six month period ended December 31, 2019 was a result of General and administrative expense of $NIL, Professional fees of $4,500 comprised primarily of accounting expense, Exchange Loss of $506 and Interest Income of $70.

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

As of December 31, 2020, we had $NIL in assets as compared to $NIL in assets at June 30, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2020, the Company’s sole officer and director, Mr. Mann has loaned the Company $42,844 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

4

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2020, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

5

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

6

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

7

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OS Support, Inc.
(Registrant)

Date: March 2, 2021	By:	/s/ Paramjit Mann
Paramjit Mann
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

8