Form 10-Q
period 2021-03-31
OS Support, Inc.
filed 2021-07-20
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____________

33-215217

Commission File Number

OS Support, Inc.
(Exact name of registrant as specified in it’s charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

H.No. 1055 Sec 70, Mohali, Punjab, India	N/A
(Address of principal executive offices)	(Zip Code)

775 321-8224

(Registrant’s telephone number, including area code)

_____________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 7, 2021, there are 7,093,750 common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OS SUPPORT, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2021

Unaudited

3

OS SUPPORT, INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	June 30, 2020
	Unaudited
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,269	$38,052
Loan from related party	43,817	13,430
TOTAL CURRENT LIABILITIES	$73,086	$51,482

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
Authorized 75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 7,093,750 shares of Common Stock at March 31, 2021 and June 2020 respectively	$7,094	$7,094
Additional Paid in Capital	3,656	3,656
Accumulated Deficit	(83,836)	(62,232)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$(73,086)	$(51,482)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF OPERATIONS
Unaudited

	3 months	3 months	9 months	9 months
	Ended	ended	ended	ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

REVENUE	$-	-	-	$-

EXPENSES

General and Administrative	$669	$159	$12,311	$159
Professional Fees	4,750	2,250	9,250	6,750
TOTAL OPERATING EXPENSES	$5,419	$2,409	$21,561	$6,909

OTHER INCOME (EXPENSES)

Exchange Gain (Loss)	-	(31)	(121)	(537)
Interest Income	27	33	78	103

NET LOSS	$(5,392)	$(2,407)	$(21,604)	$(7,343)

BASIC AND DILUTED LOSS PER COMMON SHARE
	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	7,093,750	7,093,750	7,093,750	7,093,750

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’EQUITY (DEFICIT)
Three Six and Nine Months ended March 31, 2021 and 2020

Unaudited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total

Balance on June 30, 2019	7,093,750	$7,094	$3,656	$-	$(49,691)	$(38,941)
Net Loss			-	-	(2,701)	(2,701)
Balance, September 30, 2019	7,003,750	$7,094	$3,656	$-	$(53,392)	$(41,642)
Net Loss					(2,235)	(2,235)
Balance, December 31, 2019	7,003,750	$7,094	$3,656	$-	$(54,627)	$(43,877)
Net Loss					(2,407)	(2,407)
Balance, March 31, 2020	7,003,750	$7,094	$3,656	$-	$(80,851)	$(70,101)

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total

Balance on June 30, 2020	7,093,750	$7,094	$3,656	$-	$(62,232)	$(51,482)
Net Loss			-	-	(2,311)	(2,311)
Balance, September 30, 2020	7,003,750	$7,094	$3,656	$-	$(64,543)	$(53,793)
Net Loss					(13,901)	(13,901)
Balance, December 31, 2020	7,003,750	$7,094	$3,656	$-	$(78,444)	$(67,694)
Net Loss					(5,392)	(5,392)
Balance, March 31, 2021	7,003,750	$7,094	$3,656	$-	$(83,836)	$(73,086)

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	9 months	9 months
	ended	ended
	March 31, 2021	March 31, 2020

OPERATING ACTIVITIES
Net loss	$(21,604)	$(7,343)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase (decrease) in Payables	(8,783)	6,750

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(30,387)	$(593)

FINANCING ACTIVITIES
Loan from related party	30,387	593

NET CASH PROVIDED BY FINANCING ACTIVITIES	$30,387	$593

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2021

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30. The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $83,836. As at March 31, 2021, the Company has a working capital deficit of $73,086. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of March 31, 2021, the Company has issued 7,093,750 founders shares at $0.001 per share for net proceeds of $7,000 to the Company, and 93,750 shares in private placements at $0.04 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended June 30, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on July 31, 2020. In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2021, and results of operations for the three and the nine month periods ended March 31, 2021 and 2020.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of March 31, 2021, there were 7,093,750 shares of common stock outstanding.

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

As of March 31, 2021, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

In July and August 2017, the Company issued 93,750 common shares for cash at $0.04 per share for net proceeds to the Company of $3,750. As of March 31, 2021, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date. As of March 31, 2021, 7,093,750 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2021, the balance of loan from Paramjit Mann, the Company’s Director is $43,817. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended March 31, 2021 we had no revenue. Operating expenses for the three month period ended March 31, 2021 totaled $5,419 resulting in a Net loss of 5,392 compared to operating expenses totaling $2,409 and a net loss of $2,407 for the three month period ended March 31, 2020. The Net Loss for the three month period ended March 31, 2021 is a result of General and administrative expense of $669 comprised primarily of office supplies expense, Professional fees of $4,750 comprised primarily of accounting expense and Interst Income of $27. The Net Loss for the three month period ended March 31, 2020 was a result of General and administrative expense of $159, Professional fees of $2,250 comprised primarily of accounting expense, Exchange Loss of $31 and Interest Income of $33.

For the nine month period ended March 31, 2021 we had no revenue. Operating expenses for the nine month period ended March 31, 2021 totaled $21,561 resulting in a Net loss of $21,604 compared to expenses totaling 6,909 and a net loss of $7,343 for the nine month period ended March 31, 2020. The Net Loss for the nine month period ended March 31, 2021 is a result of General and administrative expense of $12,311 comprised primarily of office supplies expense, Professional fees of $9,250 comprised primarily of accounting expense and Exchange Loss of $121 and Interest income of $78. The Net Loss for the nine month period ended March 31, 220 was a result of General and administrative expense of $159, Professional fees of $6,750 comprised primarily of accounting expense, Exchange loss of $537 and Interest Income of $103.

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

As of March 31, 2021, we had $NIL in assets as compared to $Nil in assets at June 30, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of March 31, 2021, the Company’s sole officer and director, Mr. Mann has loaned the Company $43,817 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

OS Support, Inc. (Registrant)

Date: July 20, 2021	By:	/s/ Paramjit Mann
Paramjit Mann President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

8