Form 10-K
period 2021-06-30
OS Support, Inc.
filed 2021-12-03
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the Registrant's Common Stock as November 29, 2021 was 54,720,000 shares of common stock, $0.001 par value, issued and outstanding.

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of June 30, 2021 the Company had 29 shareholders of record. There is no established public trading market for the Company’s common. The Company has not paid cash dividends and has no outstanding options.

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

Our auditor’s report on our June 30, 2021 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “June 30, 2021 Audited Financial Statements - Auditors Report.”

Liquidity and Capital Resources

As of June 30, 2021, OS Support had $NIL in assets, and $NIL in assets as of June 30, 2020. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

Results of Operations

Since April 15. 2015 (inception) through June 30, 2021, the Company has no revenues and has accumulated losses since inception of $86,402. For fiscal year ended June 30, 2021, we incurred operating expenses in the amount of $24,490 and a net loss of $24,170 as compared to operating expenses of $12,160 and a net loss of $12,541 in for the fiscal year ended June 30, 2020. The net loss for the fiscal year ended June 30, 2021 was a result of General and administrative fees of $13,990 comprised of printing and filing fees, Professional fees of 10,500 comprised primarily of accounting fees, Exchange Gain of $215 and Interest income of $105. This compares to the net loss for the period ended June 30, 2020 of $12,541 which was a result of General and administrative expense of $1,660 comprised primarily of filing fees and transfer fees, Professional fees of $10,500 comprised primarily of accounting fees, Exchange Loss of $511 and Interest Income of $130.

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

OS SUPPORT, INC.

FINANCIAL STATEMENTS

June 30, 2021

Audited

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of OS Support, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of OS Support, Inc. (the “Company”) as of June 30, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

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

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2020

Red Bank, NJ
December 3, 2021

331 Newman Springs Road

Building 1, 4th Floor, Suite 143

Red Bank, NJ 07701

P (732) 822-4427

F (732) 510-0665

OS SUPPORT, INC.

FINANCIAL STATEMENTS

June 30, 2021

Audited

OS SUPPORT, INC.

BALANCE SHEETS
Audited

	June 30, 2021	June 30, 2020
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$25,519	$38,052
Loan from related party	50,133	13,430
TOTAL CURRENT LIABILITIES	$75,652	$51,482

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
54,720,000 shares of Common Stock at June 30, 2021 and June 30, 2020	$54,720	$54,720
Additional Paid in Capital	(43,970)	(43,970)
Accumulated Deficit	(86,402)	(62,232)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(75,652)	$(51,482)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

STATEMENT OF OPERATIONS
Audited

	Year	Year
	ended	ended
	June 30, 2021	June 30, 2020
REVENUE	-	$-

EXPENSES

General and Administrative	$13,990	$1,660
Professional Fees	10,500	10,500
TOTAL OPERATING EXPENSES	$24,490	$12,160

OTHER INCOME (EXPENSES)

Exchange Gain (Loss)	215	(511)
Interest Income	105	130

NET LOSS	$(24,170)	$(12,541)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,720,000	54,720,000

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 2021 AND 2020
Audited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance on June 30, 2019	54,720,000	$54,720	$(43,970)	$-	$(49,691)	$(38,941)

Net Loss			-	-	(12,541)	(12,541)

Balance, June 30, 2020	54,720,000	$54,720	$(43,970)	$-	$(62,232)	$(51,482)

Net Loss					(24,170)	(24,170)

Balance, June 30, 2021	54,720,000	$54,720	$(43,970)	$-	$(86,402)	(75,652)

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

STATEMENT OF CASH FLOWS
Audited

	Year	Year
	ended	ended
	June 30, 2021	June 30, 2020

OPERATING ACTIVITIES
Net loss	$(24,170)	$(12,541)
Adjustment to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in Payables	(12,533)	12,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(36,703)	$(541)

FINANCING ACTIVITIES
Loan from related party	36,703	541

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

June 30, 2021

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30. The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $86,402. At June 30, 2021, the Company had a working capital deficit of $75,652. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. Since inception, the Company has issued 30,720,000 founders shares at $0.001 per share for net proceeds of $7,000 to the Company and 24,000,000 shares in private placements at $0.04 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Reverse Stock Split

On October 29, 2021, the Company authorized a 256:1 stock split. As part of the stock split, the CEO waived 1,761,280,000 of the post-split shares, resulting in 23,720,000 additional shares being issued to the CEO. As a result of the stock split, the total outstanding shares of the Company increased from 7,093,750 to 54,720,000. All share and per share data have been retrospectively adjusted to reflect this stock split.

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

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short-term maturities.

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of June 30, 2021, there were 7,093,750 shares of common stock outstanding.

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

As of June 30, 2021, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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
On July 4, 2015 the Company issued 30,720,000 common shares at $0.001 per share to the sole director and President of the Company for cash proceeds of $7,000.

In July and August 2017, the Company issued 24,000,000 common shares for cash at $0.04 per share for net proceeds to the Company of $3,750. As of June 30, 2021, 54,720,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2021, the balance of loan from Paramjit Mann, the Company’s Director is $50,133. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of June 30, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of June 30, 2021, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of June 30, 2021.

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

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)

Paramjit Mann	49	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2021.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
PARAMJIT MANN President	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0

We did not pay any salaries in 2021. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2021.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (April 15,2015) through June 30, 2021.

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

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Paramjit Mann,	30,720,000	56.1%

	All Officers and Directors as a Group (1 person)	30,720,000	56.1%

[1]

The person named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr..Mann is the only “promoter” of our company.

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

	Year Ended June 30, 2021		Year Ended June 30, 2020
Audit Fees		$2,500		$2,500
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$2,500		$2,500

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

Dated: December 3, 2021

