Form 10-Q
period 2021-09-30
OS Support, Inc.
filed 2022-05-23
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to___________

333-215217

Commission File Number

OS Support, Inc.
(Exact name of registrant as specified in it’s charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

H.No. 1055 Sec 70, Mohali, Punjab, India	N/A
(Address of principal executive offices)	(Zip Code)

775 321-8224

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	DSWR	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2022, there are 54,720,000 common shares issued and outstanding.

2

Item 1. Financial Statements

OS SUPPORT, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2021
Unaudited

CONDENSED BALANCE SHEETS	4

CONDENSED STATEMENT OF OPERATIONS	5

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)	6

CONDENSED STATEMENT OF CASH FLOWS	7

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	8

OS SUPPORT, INC.

CONDENSED BALANCE SHEETS

	September 30, 2021	June 30, 2021
ASSETS	Unaudited

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$29,885	$25,519
Loan from related party	50,890	50,133
TOTAL CURRENT LIABILITIES	$80,775	$75,652

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
Authorized
75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 54,720,000 shares of Common Stock at September 30, 2021 and June 30, 2021	$54,720	$54,720
Additional Paid in Capital	(43,970)	(43,970)
Accumulated Deficit	(91,525)	(86,402)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(80,775)	$(75,652)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF OPERATIONS
Unaudited

	3 Months	3 Months
	ended	ended
	September 30, 2021	September 30, 2020
REVENUE	-	$-

EXPENSES

General and Administrative	$785	$-
Professional Fees	4,250	2,250
TOTAL OPERATING EXPENSES	$5,035	$2,250

OTHER INCOME (EXPENSES)

Exchange Gain (Loss)	88	(87)
Interest Income	-	26

NET LOSS	$(5,123)	$(2,311)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,720,000	54,720,000

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
September 30, 2021 and 2020
Unaudited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance, June 30, 2020	54,720,000	$54,720	$(43,970)	$-	$(62,232)	$(51,482)
Net Loss			-	-	(2,311)	(2,311)

Balance, September 30, 2020	54,720,000	$54,720	$(43,970)	$-	$(64,543)	$(53,793)

Balance, June 30 2021	54,720,000	$54,720	$(43,970)	$-	$(62,232)	$(51,482)
Net Loss					(5,123)	(5,123)

Balance, September 30, 2021	54,720,000	$54,720	$(43,970)	$-	$(91,525)	(80,775)

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	3 months	3 months
	ended	ended
	September 30, 2021	September 30, 2020

OPERATING ACTIVITIES
Net loss	$(5,123)	$(2,311)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase (decrease) in Payables	4,366	2,250

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$757	$(61)

FINANCING ACTIVITIES
Loan from related party	(757)	61

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2021

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30.  The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $91,525. At September 30, 2021, the Company had a working capital deficit of $80,775. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. Since inception, the Company has issued 7,000,000 founders shares at $0.001 per share for net proceeds of $7,000 to the Company and 93,750 shares in private placements at $0.04 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2021, there were 7,093,750 shares of common stock outstanding.

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

As of September 30, 2021, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

In July and August 2017, the Company issued 24,000,000 common shares for cash at $0.04 per share for net proceeds to the Company of $3,750.  As of September 30, 2021, 54,720,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of September 30, 2021, the balance of loan from Paramjit Mann, the Company’s Director is $50,890. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended September 30, 2021 we had no revenue. Expenses for the three month period ended September 30, 2021 totaled 5,035 resulting in a Net Loss of $5,123 compared to expenses totaling $2,250 and a Net Loss of $2,311 for the three month period ended September 30, 2020. The Net Loss for the three month period ended September 30, 2021 is a result of General and Administrative expense of $785, Professional fees of $4,250, Exchange Gain of $88 and Interest Income of $Nil. The Net Loss for the three month period ended September 30, 2020 is a result of General and Administrative expense of $Nil, Professional fees of $2,250, Exchange Loss of $87 and Interest Income of $26.

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

As of September 30, 2021, we had $NIL in assets as compared to $NIL in assets at September 30, 2020. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of September 30, 2021, the Company’s sole officer and director, Mr. Mann has loaned the Company $50,890 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

OS Support, Inc.
(Registrant)

Date: May 20, 2022	By:	/s/ Paramjit Mann
Paramjit Mann
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

