Form 10-Q
period 2021-12-31
OS Support, Inc.
filed 2022-05-23
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☒ Yes     ☐ No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2022, there are 7,093,750common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

OS SUPPORT, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2021

Unaudited

OS SUPPORT, INC.

CONDENSED BALANCE SHEETS

	December 31, 2021	June 30, 2020
ASSETS	Unaudited

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,635	$25,519
Loan from related party	52,533	50,133
TOTAL CURRENT LIABILITIES	$85,168	$75,652

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
Authorized
75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 54,720,000 shares of Common Stock at December 31, 2021 and June 30, 2021	$54,720	$54,720
Additional Paid in Capital	(43,970)	(43,970)
Accumulated Deficit	(95,918)	(86,402)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$(85,168)	$(75,652)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF OPERATIONS
Unaudited

	3 months	3 months	6 months	6 months
	Ended	ended	ended	ended
	December 31, 2021	December 30, 2020	December 31, 2021	December 31, 2020
REVENUE	$-	-	-	$-

EXPENSES

General and Administrative	$669	$11,642	$1,454	$11,642
Professional Fees	3,750	2,250	8,000	4,500
TOTAL OPERATING EXPENSES	$4,419	$13,892	$9,454	$16,142

OTHER INCOME (EXPENSES)

Exchange Gain (Loss)	(26)	(34)	(115)	(121)
Interest Income	52	25	53	51

NET LOSS	$(4,393)	$(13,901)	$(9,516)	$(16,212)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,720,000	54,720,000	54,720,000	54,720,000

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Three and Six months ended December 30 2021 and 2020

Unaudited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance, June 30, 2020	54,720,000	$54,720	$(43,970)	$-	$(62,232)	$(51,482)
Net Loss			-	-	(2,311)	(2,311)

Balance, September 30, 2020	54,720,000	$54,720	$(43,970)	$-	$(64,543)	$(53,793)

Net Loss					(13,901)	(13,901)

Balance, December 31, 2020	54,720,000	$54,720	$(43,970)	$-	$(78,444)	(67,694)

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance, June 30, 2021	54,720,000	$54,720	$(43,970)	$-	$(86,402)	$(75,652)
Net Loss			-	-	(5,123)	(5,123)

Balance, September 30, 2021	54,720,000	$54,720	$(43,970)	$-	$(91,525)	$(80,775)

Net Loss					(4,393)	(4,393)

Balance, December 31, 2021	54,720,000	$54,720	$(43,970)	$-	$(95,918)	(85,168)

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	6 months	6 months
	ended	ended
	December 31, 2021	December 31, 2020

OPERATING ACTIVITIES
Net loss	$(9,516)	$(16,212)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase (decrease) in Payables	7,116	(13,202)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,400	$(29,414)

FINANCING ACTIVITIES
Loan from related party	2,400	29,414

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

December 31, 2021

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30. The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $95,918. At December 31, 2021, the Company had a working capital deficit of $85,168. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. Since inception, the Company has issued 7,000,000 founders shares at $0.001 per share for net proceeds of $7,000 to the Company and 93,750 shares in private placements at $0.04 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of December 31, 2021, there were 7,093,750 shares of common stock outstanding.

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

As of December 31, 2021, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

In July and August 2017, the Company issued 24,000,000 common shares for cash at $0.04 per share for net proceeds to the Company of $3,750. As of December 31, 2021, 54,720,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of December 31, 2021, the balance of loan from Paramjit Mann, the Company’s Director is $52,533. The amounts due to the related party are unsecured and non-interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended December 31, 2021 we had no revenue. Operating expenses for the three month period ended December 31, 2021 totaled $4,419 resulting in a Net loss of $4,393 compared to operating expenses totaling $16, 142 and a net loss of $16,212 for the three month period ended December 31, 2020.

The Net Loss for the three month period ended December 31, 2021 is a result of General and administrative expense of $669, Professional fees of $3,750 comprised primarily of accounting expense and Exchange Loss of $26 and Interest income of $52. The Net Loss for the three month period ended December 31, 2020 was a result of General and Administrative expense of $13,892, Professional fees of $2,250 comprised primarily of accounting expense Exchange Loss of $34 and Interest Income of $25.

For the six month period ended December 31, 2021 we had no revenue. Operating expenses for the six month period ended December 31, 2021 totaled $ resulting in a Net loss of $16,212 compared to operating expenses totaling $9,454 and a net loss of $9,516 for the six month period ended December 31, 2020. The Net Loss for the six month period ended December 31, 2021 is a result of General and administrative expense of $1,454, Professional fees of $8,000 comprised primarily of accounting expense, Exchange Loss of $115 and Interest Income of $53. The Net Loss for the six month period ended December 31, 2020 is a result of General and administrative expense of $11,642, Professional fees of $4,500 comprised primarily of accounting expense, Exchange Loss of $121 and Interest Income of $51.

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

As of December 31, 2021, we had $NIL in assets as compared to $NIL in assets at June 30, 2021. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of December 31, 2021, the Company’s sole officer and director, Mr. Mann has loaned the Company $52,533 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of December 31, 2021, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

OS Support, Inc. (Registrant)

Date: May 20, 2022	By:	/s/Paramjit Mann
Paramjit Mann
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

