Form 10-Q
period 2022-03-31
OS Support, Inc.
filed 2022-06-16
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

33-215217

Commission File Number

OS Support, Inc.
(Exact name of registrant as specified in it’s charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV	89703
(Address of principal executive offices)	(Zip Code)

775 321-8224

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 31, 2022, there are 54,720,000 common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

OS SUPPORT, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2022

Unaudited

CONDENSED BALANCE SHEETS (Unaudited)	4

CONDENSED STATEMENT OF OPERATIONS (Unaudited)	5

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)	6

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)	7

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS (Unaudited)	8

OS SUPPORT, INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	Unaudited
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$31,987	$25,519
Loan from related party	55,907	50,133
TOTAL CURRENT LIABILITIES	$87,894	$75,652

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
Authorized
75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 54,720,000 shares of Common Stock at March 31, 2022 and June 30, 2021 respectively	$54,720	$54,720
Additional Paid-in Capital	-	-
Accumulated Deficit	(142,614)	(75,652)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(87,894)	$(75,652)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these condensed financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF OPERATIONS
Unaudited

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
REVENUE	$-	-	-	$-

EXPENSES

General and Administrative	$1,476	$669	$2,930	$12,311
Professional Fees	1,250	4,750	9,250	9,250
TOTAL OPERATING EXPENSES	$2,726	$5,419	$12,180	$21,561

OTHER INCOME (EXPENSES)

Exchange Gain (Loss)	-	-	(114)	(121)
Interest Income	-	27	52	78

NET LOSS	$(2,726)	$(5,392)	$(12,242)	$(21,604)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,720,000	54,720,000	54,720,000	54,720,000

The accompanying notes are an integral part of these condensed financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
Three and Nine Months ended March 31, 2022 and 2021

Unaudited

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total
Balance on June 30, 2020	54,720,000	$54,720	$-	$(106,202)	$(51,482)
Net Loss			-	(2,311)	(2,311)
Balance, September 30, 2020	54,720,000	$54,720	$-	$(108,513)	$(53,793)
Net Loss				(13,901)	(13,901)
Balance, December 31, 2020	54,720,000	$54,720	$-	$(122,414)	$(67,694)
Net Loss				(5,392)	(5,392)
Balance, March 31, 2021	54,720,000	$54,720	$-	$(127,806)	$(73,086)

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total
Balance on June 30, 2021	54,720,000	$54,720	$-	$(130,372)	$(75,652)
Net Loss			-	(5,123)	(5,123)
Balance, September 30, 2021	54,720,000	$54,720	$-	$(135,495)	$(80,775)
Net Loss				(4,393)	(4,393)
Balance, December 31, 2021	54,720,000	$54,720	$-	$(139,888)	$(85,168)
Net Loss				(2,726)	(2,726)
Balance, March 31, 2022	54,720,000	$54,720	$-	$(142,614)	$(87,894)

The accompanying notes are an integral part of these condensed financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF CASH FLOWS
Unaudited

	9 months	9 months
	ended	ended
	March 31, 2022	March 31, 2021

OPERATING ACTIVITIES
Net loss	$(12,242)	$(21,604)
Adjustment to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in Payables	6,468	(8,783)

NET CASH USED IN OPERATING ACTIVITIES
	$(5,774)	$(30,387)

FINANCING ACTIVITIES
Loan from related party	5,774	30,387

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

OS SUPPORT, INC.

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2022

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30.  The Company was organized to initially provide a pay as you go support service for the top 10 free open sources software programs.  The Company has not yet implemented its business model and to date has generated no revenues.  As such, the Company is considered a shell company.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $98,644. The Company's expenses have primarily been paid the President of the Company. As at March 31, 2022, the Company has a working capital deficit of $87,894. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2022and the results of operations and cash flows for the periods presented. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended June 30, 2021, included in the Company’s Annual Report on Form 10-K. In management’s opinion, the unaudited condensed financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2022, and results of operations for the three and the nine month periods ended March 31, 2022 and 2021.

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

Emerging Growth Company

The Company is an emerging growth company. The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Foreign currency and Translation

Transactions denominated in foreign currencies are translated at the average exchange rates during the periods in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations.

Fair Value of Financial Instruments

The carrying amount of the Company’s financial assets and liabilities approximates their fair values due to their short term maturities.

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic loss per share due to the lack of dilutive items in the Company. As of March 31, 2022, there were 54,720,000 shares of common stock outstanding.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On July 4, 2015 the Company issued 30,720,000 common shares at $0.0002 per share to the sole director and President of the Company for cash proceeds of $7,000.

In July and August 2017, the Company issued 24,000,000 common shares for cash at $0.0002 per share for net proceeds to the Company of $3,750. As of March 31, 2022, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.  As of March 31, 2022, 54,720,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2022, the balance of loan from Paramjit Mann, the Company’s Director is $55,907. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date of issuance of the condensed financial statements, noting no items which require adjustment or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to OS Support, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

For the three month period ended March 31, 2022 and 2021 we had no revenue. Operating expenses for the three month period ended March 31, 2022 totaled $2,726 resulting in a Net loss of $2,726 compared to operating expenses totaling $5,419 and a net loss of $5,392 for the three month period ended March 31, 2021.

The Net Loss for the three month period ended March 31, 2022 is a result of General and administrative expense of $1,476, Professional fees of $1,250 comprised primarily of accounting expense and Exchange Loss of $Nil and Interest income of $Nil.  The Net Loss for the three month period ended March 31, 2021 was a result of General and Administrative expense of $669, Professional fees of $4,750 comprised primarily of accounting expense, Exchange Loss of $Nil and Interest Income of $27.

For the nine month period ended March 31, 2022 and 2021 we had no revenue. Operating expenses for the nine month period ended March 31, 2022 totaled $12,180 resulting in a Net loss of $12,242 compared to operating expenses totaling $21,561 and a net loss of $21,604 for the nine month period ended December 31, 2021. The Net Loss for the nine month period ended March 31, 2022 is a result of General and administrative expense of $2,930, Professional fees of $9,250 comprised primarily of accounting expense, Exchange Loss of $114 and Interest Income of $52. The Net Loss for the nine month period ended March 31, 2021 is a result of General and administrative expense of $12,311, Professional fees of $9,250 comprised primarily of accounting expense, Exchange Loss of $121 and Interest Income of 78.

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

As of March 31, 2022, we had $NIL in assets as compared to $NIL in assets at June 30, 2021. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of March 31, 2022, the Company’s sole officer and director, Mr. Mann has loaned the Company $55,907 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

OS Support, Inc. (Registrant)

Date: June 16, 2022	By:	/s/ Paramjit Mann
Paramjit Mann
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

