Form 10-K
period 2022-06-30
OS Support, Inc.
filed 2022-11-18
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________to _________________________

 333-160031

Commission file number

OS Support, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3895737
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

112 North Curry Street, Carson City, NV	89703
(Address of principal executive offices)	(Zip Code)

775-321-8224

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes      ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐       Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
( Do not check if a smaller reporting company)		Emerging growth company	☒

If an Emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No.

The number of shares outstanding of the Registrant’s Common Stock as October 7, 2022 was 7,093,750 shares of common stock, $0.001 par value, issued and outstanding.

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

The company intends to provide support for small and medium sized companies in the United States. The company’s google ad words and other product awareness efforts will be focused on American markets. The Company anticipates all its revenues will be derived from the corporations in United States.

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

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of June 30, 2018, the Company had 29 shareholders of record. There is no established public trading market for the Company’s common. The Company has not paid cash dividends and has no outstanding options.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report contains forward looking statements relating to our Company’s future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words “expects”, “intends”, “believes”, “anticipates”, “may”, “could”, “should” and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our June 30, 2022 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our officer and director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “June 30, 2022 Audited Financial Statements - Auditors Report.”

Liquidity and Capital Resources

As of June 30, 2022, OS Support had $NIL in assets, and $NIL in assets as of June 30, 2021. Management believes this amount will not satisfy our cash requirements for the next twelve months or until such time that additional proceeds are raised. We plan to satisfy our future cash requirements - primarily the working capital required for the development of our course guides and marketing campaign and to offset legal and accounting fees - by additional equity financing. This will likely be in the form of private placements of common stock.

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

As of June 30, 2022, the balance of loan from Paramjit Mann, the Company’s Director is $58,408. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

Results of Operations

Since April 15. 2015 (inception) through June 30, 2022, the Company has no revenues and has accumulated losses since inception of $143,846. For fiscal year ended June 30, 2022, we incurred operating expenses in the amount of $13,430 and a net loss of $13,492 as compared to operating expenses of $24,090 and a net loss of $24,170 in for the fiscal year ended June 30, 2021. The net loss for the fiscal year ended June 30, 2022 was a result of General and administrative fees of $2,930 comprised of printing and filing fees, Professional fees of 10,500 comprised primarily of accounting fees, Exchange Loss of $115 and Interest income of $52. This compares to the net loss for the period ended June 30, 2021 of $24,170 which was a result of General and administrative expense of $13,990 comprised primarily of filing fees and transfer fees, Professional fees of $10,500 comprised primarily of accounting fees, Exchange Gain of $215 and Interest Income of $105.

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

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

June 30, 2022

Audited

8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of OS Support, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OS Support, Inc. (the “Company”) as of June 30, 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and consolidated cash flows for year period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Other matters

The audit for the accompanying consolidated balance sheets of OS Support, Inc. as of June 30, 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and consolidated cash flows for the year then ended June 30, 2021, and the related notes was performed by another Independent Registered Public Accounting Firm, Boyle CPA, LLC.

/s/ Victor Mokuolu, CPA PLLC

PCAOB ID: 6771

We have served as the Company’s auditor since 2022

Houston, Texas

November 18, 2022

OS SUPPORT, INC.

BALANCE SHEETS

	June 30, 2022	June 30, 2021
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$30,736	$25,519
Loan from related party	58,408	50,133
TOTAL CURRENT LIABILITIES	$89,144	$75,652

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
54,720,000 shares of Common Stock at June 30, 2022 and June 30, 2021	$54,720	$54,720
Additional Paid-in Capital	(43,970)	(43,970)
Accumulated Deficit	(99,894)	(86,402)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(89,144)	$(75,652)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

STATEMENT OF OPERATIONS
Audited

	Year	Year
	ended	ended
	June 30, 2022	June 30, 2021
REVENUE	-	$-

EXPENSES

General and Administrative	$2,930	$13,990
Professional Fees	10,500	10,500

TOTAL OPERATING EXPENSES	$13,430	$24,490

OTHER INCOME (EXPENSES)

Exchange Gain (Loss)	(114)	215
Interest Income	52	105

NET LOSS	$(13,492)	$(24,170)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,720,000	54,720,000

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED JUNE 2022 AND 2021
Audited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance, June 30, 2020	54,720,000	$54,720	$(43,970)	$-	$(62,232)	$(51,482)

Net Loss			-	-	(24,170)	(24,170)

Balance, June 30, 2021	54,720,000	54,720	(43,970)	-	(86,402)	(75,652)

Net Loss					(13,492)	(13,492)

Balance, June 30, 2022	54,720,000	$54,720	$(43,970)	$-	$(99,894)	(89,144)

OS SUPPORT, INC.

STATEMENT OF CASH FLOWS
Audited

	Year	Year
	ended	ended
	June 30, 2022	June 30, 2021

OPERATING ACTIVITIES
Net loss	$(13,492)	$(24,170)
Adjustment to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in Payables	5,217	12,533

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8,275)	$(36,703)

FINANCING ACTIVITIES
Loan from related party	8,275	36,703

NET CASH PROVIDED BY FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

June 30, 2022

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

Going Concern

To date the Company has generated no revenues from its business operations and has an Accumulated Deficit since inception of $99,894. (June 2021 $86,402) The Company's expenses have primarily been paid the President of the Company. As at June 30, 2022, the Company has a working capital deficit of $89,144 (June 2021 $75,672). The Company requires additional funding to meet its ongoing obligations and to fund anticipated deficits. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic loss per share due to the lack of dilutive items in the Company. As of June 30, 2022, there were 54,720,000 shares of common stock outstanding.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

In July and August 2017, the Company issued 24,000,000 common shares for cash at $0.0002 per share for net proceeds to the Company of $3,750. As of March 31, 2022, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly, no stock-based compensation has been recorded to date.  As of June 30, 2022, 54,720,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of June 30, 2022, the balance of loan from Paramjit Mann, the Company’s Director is $58,408. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no items which require adjustment or disclosure.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of June 30, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of June 30, 2022, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of June 30, 2022.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company’s previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future periods.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The name, address, age and position of our present sole officer and director is set forth below:

Name	Age	Position(s)
Paramjit Mann	50	President, Secretary/ Treasurer, Chief Financial Officer and Chairman of the Board of Directors.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2022.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
PARAMJIT MANN President	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

We did not pay any salaries in 2022. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through June 30, 2022.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
PARAMJIT MANN President	2015	0	0	0	0	0	0	0	0
	2016	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0
	2018	0	0	0	0	0	0	0	0
	2019	0	0	0	0	0	0	0	0
	2020	0	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	0

We did not pay any salaries in 2022. We do not anticipate beginning to pay salaries until we have adequate funds to do so. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director other than as described herein.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2022.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (April 15,2015) through June 30, 2022.

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

	Year Ended June 30, 2022	Year Ended June 30, 2021
Audit Fees	$ 2,500	$2,500
Audit-Related Fees	$ Nil	$Nil
Tax Fees	$ Nil	$Nil
All Other Fees	$8,000	$8,000
Total	$10,500	$10,500

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

As of date of this filing the Company does not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2022 and 2021 were pre-approved by our Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on December 21, 2016.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on December 21, 2016.

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

Dated: November 18, 2022

