Form 10-Q
period 2022-09-30
OS Support, Inc.
filed 2023-02-23
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

333-215217

(Commission File Number)

OS Support, Inc.
(Exact name of registrant as specified in it’s charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

H. No. 1055 Sec 70, Mohali, Punjab, India	N/A
(Address of principal executive offices)	(Zip Code)

775 321-8224

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	DSWR	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 3, 2023, there are 54,720,000 common shares issued and outstanding.

2

Item 1. Financial Statements

OS SUPPORT, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2022

Unaudited

OS SUPPORT, INC.

CONDENSED BALANCE SHEETS

	September 30, 2022	June 30, 2022
ASSETS	Unaudited

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,011	$30,736
Loan from related party	64,375	58,408
TOTAL CURRENT LIABILITIES	$97,386	$89,144

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
54,720,000 shares of Common Stock at September 30, 2022 and June 30, 2022	$54,720	$54,720
Additional Paid in Capital	(43,970)	(43,970)
Accumulated Deficit	(108,136)	(99,894)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$(97,386)	$(89,144)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF OPERATIONS

Unaudited

	3 Months	3 Months
	ended	ended
	September 30, 2022	September 30, 2021
REVENUE	-	$-

EXPENSES

General and Administrative	$750	$785
Professional Fees	7,750	4,250
TOTAL OPERATING EXPENSES	$8,500	$5,035

OTHER INCOME (EXPENSES)

Exchange Gain (Loss)	193	(88)
Interest Income (Expense)	65	-

NET LOSS	$(8,242)	$(5,123)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,720,000	54,720,000

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

September 30 2022 and 2021

Unaudited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance June 30, 2021	54,720,000	$54,720	$(43,970)	$-	$(86,402)	$(75,652)
Net Loss			-	-	(5,123)	(5,123)

Balance September 30, 2021	54,720,000	$54,720	$(43,970)	$-	$(91,525)	$(80,775)

Balance June 30, 2022	54,720,000	$54,720	$(43970)	$-	$(99,894)	$(89,144)

Net Loss					(8,242)	(8,242)

Balance September 30, 2022	54,720,000	$54,720	$(43,970)	$-	$(108,136)	(97,386)

OS SUPPORT, INC.

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	3 months	3 months
	ended	ended
	September 30, 2022	September 30, 2021

OPERATING ACTIVITIES
Net loss	$(8,242)	$(5,123)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase (decrease) in Accounts Payable and Accrued Liabilities	2,275	4,366

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(5,967)	$(757)

FINANCING ACTIVITIES
Loan from related party	5,967	757
NET CASH PROVIDED BY FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

 NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

September 30, 2022

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on April 15, 2015 and established a fiscal year end of June 30. The Company is organized to initially provide a pay as you go support service for the top 10 free open sources software programs.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred accumulated losses since inception of $108,136. The Company had a working capital deficit of $97,386 and $80,775 at September 30, 2022, and September 30, 2021 respectively. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. Since inception, the Company has issued 7,000,000 founders shares at $0.001 per share for net proceeds of $7,000 to the Company and 93,750 shares in private placements at $0.04 per share for net proceeds of $3,750. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Reverse Stock Split

On October 29, 2020, the Company authorized a 256:1 reverse stock split resulting in common shares outstanding of 54,720,000 shares. As part of the reverse stock split, the CEO received 23,720,000 and the total outstanding shares of the Company increased from 7,093,750 to 54,720,000. All share and per share data have been retrospectively adjusted to reflect this reverse stock split.

Presentation of prior year

The reverse stock split resulted in a change in the number of shares in the Statement of Changes in Shareholder Equity presented as of June 30, 2021. The change had no effect on the reported results of operations, cash flows from operating activities, or presentation of Consolidated Statements of Cash Flows for fiscal years ended June 30, 2021, June 30, 2022 or the 3-months ended September 3, 2022; therefore, no adjustment has been made to the Consolidated Statements of Cash Flows for fiscal years ended June 30, 2021, June 30, 2022 or the 3-months ended September 3, 2022.

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

Loss per Common Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company. As of September 30, 2022, there were 54,720,000 shares of common stock outstanding.

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

As of September 30, 2022, the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

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

.

As of September 30, 2022, 54,720,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of September 30, 2022, the balance of loan from Paramjit Mann, the Company’s Director is $64,375. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated other subsequent events to the date these financial statements were issued and has determined that there are no items to disclose

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the three-month period ended September 30, 2022 we had no revenue. Operating expenses for the three-month period ended September 30, 2022 totaled $8,500 resulting in a Net Loss of $8,242 compared to Operating expenses totaling $5,035 and a Net Loss of $5,123 for the three-month period ended September 30, 2021. The Net Loss for the three-month period ended September 30, 2022 is a result of General and Administrative expense of $750, Professional fees of $7,750, Exchange gain of $258. The Net Loss for the three-month period ended September 30, 2021 is a result of General and Administrative expense of $785, Professional fees of $4,250, Exchange gain of $88 and Interest Income of $NIL.

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

As of September 30, 2022, we had $NIL in assets as compared to $NIL in assets at June 30, 2021. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of September 30, 2022, the Company’s sole officer and director, Mr. Mann has loaned the Company $64,375 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of September 30, 2022, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

OS Support, Inc.
(Registrant)

Date: February 23, 2023	By:	/s/ Paramjit Mann
Paramjit Mann
President and Director
Principal and Executive Officer
Principal Financial Officer
Principal Accounting Officer

