Form 10-Q
period 2023-03-31
OS Support, Inc.
filed 2023-06-13
CIK 1658520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 9, 2023, there are 54,720,000 common shares issued and outstanding.

2

PART I—FINANCIAL INFORMATION

OS SUPPORT, INC.

CONDENSED INTERIM FINANCIAL STATEMENTS

March 31, 2023

Unaudited

CONDENSED BALANCE SHEETS (Unaudited)	4

CONDENSED STATEMENT OF OPERATIONS (Unaudited)	5

CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT (Unaudited)	6

CONDENSED STATEMENT OF CASH FLOWS (Unaudited)	7

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (Unaudited)	8

OS SUPPORT, INC.

CONDENSED BALANCE SHEETS

	March 31, 2023	June 30, 2022
ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$35,994	$30,736
Loan from related party	71,841	58,408
TOTAL CURRENT LIABILITIES	$107,835	$89,144

STOCKHOLDERS' DEFICIT
Common Stock Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 54,720,000 shares of Common Stock at March 31, 2023 and June 30, 2022	$54,720	$54,720
Additional Paid in Capital	(43,970)	(43,970)
Accumulated Deficit	(118,585)	(99,894)
TOTAL STOCKHOLDERS' DEFICIT	$(107,835)	$(89,144)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF OPERATIONS
Unaudited

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
REVENUE	$-	-	-	$-

EXPENSES

General and Administrative	$233	$1,476	$233	$2,930
Professional Fees	5,000	1,250	18,250	9,250
TOTAL OPERATING EXPENSES	$5,233	$2,726	$18,483	$12,180

OTHER INCOME (EXPENSES)

Exchange (Gain) Loss	621	-	298	(114)
Interest Income	-	-	(90)	52

NET LOSS	$(5,854)	$(2,726)	$(18,691)	$(12,242)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	54,720,000	54,720,000	54,720,000	54,720,000

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
Three and Nine Months ended March 31, 2023 and 2022

Unaudited

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total
Balance on June 30, 2021	54,720,000	$54,720	$(43,970)	$(86,402)	$(75,652)
Net loss nine months ended			-	(12,242)	(12,242)
Balance, March 31, 2022	54,720,000	$54,720	$(43,970)	$(98,644)	$(87,894)

	Common Stock		Additional
	Number of		Paid-in	Accumulated
	shares	Amount	Capital	Deficit	Total
Balance on June 30, 2022	54,720,000	$54,720	$(43,970)	$(99,894)	$(89,144	) )
Net loss nine months ended			-	(18,691)	(18,691)
Balance, March 31, 2023	54,720,000	$54,720	$(43,970)	$(118,585)	$(107,835)

The accompanying notes are an integral part of these condensed financial statements

OS SUPPORT, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	9 months	9 months
	ended	ended
	March 31, 2023	March 31, 2022

OPERATING ACTIVITIES
Net loss	$(18,691)	$(12,242)
Adjustment to reconcile net loss to net cash
used in operating activities:
Increase (decrease) in Payables	5,258	6,468

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(13,433)	$(5,774)

FINANCING ACTIVITIES
Loan from related party	13,433	5,774

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-

NET INCREASE (DECREASE) IN CASH	$-	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$-	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

OS SUPPORT, INC.

NOTES TO THE UNAUDITED INTERIM FINANCIAL STATEMENTS

March 31, 2023

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

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $118,585. The Company's expenses have primarily been paid by the President of the Company. As at March 31, 2023 and June 30, 2022, the Company has a working capital deficit of $107,835 and $89,144 respectively. The Company requires additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the Company’s financial position at March 31, 2023 and the results of operations and cash flows for the periods presented. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes for the year ended June 30, 2022, included in the Company’s Annual Report on Form 10-K. In management’s opinion, the unaudited condensed financial statements reflect all adjustments (including reclassifications and normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2023, and results of operations for the three and the nine-month periods ended March 31, 2023 and 2022.

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

Loss per Common Share

The basic loss per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share is the same as basic loss per share due to the lack of dilutive items in the Company. As of March 31, 2023, there were 54,720,000 shares of common stock outstanding.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of March 31, 2023, 54,720,000 shares issued and outstanding.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2023 and June 30, 2022, the balance of loan from Paramjit Mann, the Company’s Director is $71,841 and $58,408 respectively. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three-month period ended March 31, 2023 we had no revenue. Operating expenses for the three-month period ended March 31, 2023 totaled $5,233 resulting in a Net loss of $5,854 compared to operating expenses totaling $2,726 and a net loss of $2,726 for the three-month period ended March 31, 2022.

The Net Loss for the three-month period ended March 31, 2023 is a result of General and administrative expense of $233, Professional fees of $5,000 comprised primarily of accounting expense and Exchange Loss of $621 and Interest income of $Nil.  The Net Loss for the three-month period ended March31, 2022 was a result of General and Administrative expense of $1,476, Professional fees of $1,250 comprised primarily of accounting expense, Exchange Loss of $Nil and Interest Income of $Nil.

For the nine-month period ended March 31, 2023 we had no revenue. Operating expenses for the nine-month period ended March 31, 2023 totaled $18,483 resulting in a Net loss of $18,691 compared to operating expenses totaling $12,180 and a net loss of $12.242 for the nine-month period ended March 31, 2022. The Net Loss for the nine-month period ended March 31, 2023 is a result of General and administrative expense of $233, Professional fees of $18,250 comprised primarily of accounting expense, Exchange Loss of $298 and Interest Income of $90. The Net Loss for the nine-month period ended March 31, 2022 is a result of General and administrative expense of $2,930, Professional fees of $9,250 comprised primarily of accounting expense, Exchange Gain of $114 and Interest Income of 52.

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

As of March 31, 2023, we had $NIL in assets as compared to $NIL in assets at March 31, 2022. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of March 31, 2023, the Company’s sole officer and director, Mr. Mann has loaned the Company $71,841 and he has indicated that he may be willing to provide additional funds required maintain the reporting status, in the form of a non-secured loan for the next twelve months as the expenses are incurred if no other proceeds are obtained by the Company. However, there is no contract or written agreement in place.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of March 31, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

OS Support, Inc. (Registrant)

Date: June 12, 2023	By:	Paramjit Mann
Paramjit Mann President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

